Form 10-Q
period 2014-09-30
SAND INTERNATIONAL INC
filed 2014-11-03
CIK 1608104

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-196342

SAND INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	7380	30-0793847
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

 13 Stusa Street, Lvov Region

 Zvirka, Ukraine, 8000

(Address of principal executive offices)

Tel. 011-380-325728055
(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 3, 2014
Common Stock, $0.001	4,000,000

2 | Page

SAND INTERNATIONAL INC.

Form 10-Q

3 | Page

SAND INTERNATIONAL INC. BALANCE SHEETS
	SEPTEMBER 30, 2014 UNAUDITED	MARCH 31, 2014
ASSETS
Current Assets
Cash	$ 42	$ 3,472
Total current assets	42	3,472

Total assets	$ 42	$ 3,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	3,124	324
Total liabilities	3,124	324

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Deficit accumulated	(7,082)	(852)
Total stockholder’s equity (deficit)	(3,082)	3,148
Total liabilities and stockholder’s equity (deficit)	$ 42	$ 3,472

The accompanying notes are an integral part of these financial statements.

4 | Page

SAND INTERNATIONAL INC. STATEMENTS OF OPERATIONS UNAUDITED
	THREE MONTHS ENDED SEPTEMBER 30, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	SIX MONTHS ENDED SEPTEMBER 30, 2014	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to SEPTEMBER 30, 2013
Revenues	$ 450	$ -	$ 1,350	$ -
Operating Expenses
General and administrative expenses	1,495	522	7,580	746
Total operating expenses	1,495	522	7,580	746
Loss before income taxes	(1,045)	(522)	(6,230)	(746)
Net loss	$ (1,045)	$ (522)	$ (6,230)	$ (746)
Loss per common share – Basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,000,000	1,347,826	4,000,000	1,137,615

The accompanying notes are an integral part of these financial statements.

5 | Page

SAND INTERNATIONAL INC. STATEMENTS OF CASH FLOWS UNAUDITED
	SIX MONTHS ENDED SEPTEMBER 30, 2014	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to SEPTEMBER 30, 2013
Operating Activities
Net loss	$ (6,230)	$ (746)
Net cash provided by (used in) operating activities	(6,230)	(746)
Financing Activities
Sale of common stock	-	4,000
Loans from Shareholder	2,800	324
Net cash provided by financing activities	2,800	4,324
Net increase (decrease) in cash and equivalents	(3,430)	3,578
Cash and equivalents at beginning of the period	3,472	-
Cash and equivalents at end of the period	$ 42	$ 3,578
Supplemental cash flow information:
Cash paid for:
Interest
Taxes
Non-Cash Financing Activities

The accompanying notes are an integral part of these financial statements.

6 | Page

SAND INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of SAND INTERNATIONAL INC. (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form S-1 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended March 31, 2014 as reported in the Company’s Form S-1 have been omitted.

Organization and Description of Business

SAND INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 14, 2013.  Since inception through September 30, 2014 the Company has generated $1,350 in revenue and has accumulated losses of $7,082.

Development Stage Company

In the quarter ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not generated revenue since its inception and losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

7 | Page

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On August 30, 2013, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

As of September 30, 2014, the Company had 4,000,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 30, 2013, the Company sold 4,000,000 shares of common stock at a price of $0.001 per share to its director.

As of September 30, 2014, the Director loaned $3,124 to the Company to pay for incorporation and general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 27, 2014  and has determined that there are no items to disclose.

8 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

SAND INTERNATIONAL INC. (“Sand”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 14, 2013 for the purpose of operating a consulting business in electromagnetic fields, microwave, electrical and ionizing detection, shielding and protection in Ukraine. Our registration statement has been filed with the Securities and Exchange Commission on May 27, 2014 and has been declared effective on September 16, 2014.

CURRENT BUSINESS OPERATIONS

Sand International Inc. is a Ukraine based corporation that operates a consulting business in electromagnetic fields, microwave, electrical and ionizing detection, shielding and protection in Ukraine.

To date, our business operations have been limited to primarily, the development of a business plan, discussing the offers of electromagnetic fields, shielding and protection services with potential customers, and the signing of the consulting agreement with Yar Centre, a private Ukrainian company.  As of September 30, 2014 the revenue of $1,350 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATIONS

As of September 30, 2014, we had total assets of $42 and total liabilities of $3,124.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Months Period Ended September 30, 2014

Revenue

During the three months period ended September 30, 2014 we had recognized revenues of $450.

Operating Expenses

During the three month period ended September 30, 2014, we incurred general and administrative expenses of $1,495. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended September 30, 2014 was $1,045 due to the factors discussed above.

Six Months Period Ended September 30, 2014

Revenue

During the six months period ended September 30, 2014 we had recognized revenues of $1,350.

Operating Expenses

During the six month period ended September 30, 2014, we incurred general and administrative expenses of $7,580. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six months period ended September 30, 2014 was $6,230 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014

As at September 30, 2014 our current assets were $42 compared to $3,472 in current assets at March 31, 2014. As at September 30, 2014, our current liabilities were $3,124 compared to $324 in current liabilities at March 31, 2014.

Stockholders’ equity decreased from $3,148 as of March 31, 2014 to $(3,082) as of September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2014, net cash flows used in operating activities was $6,230. We incurred a net loss of $6,230.

10 | Page

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the six months period ended September 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended September 30, 2014 net cash flows from financing activities was $2,800 received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that  a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

11 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months periods ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months period ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sand International Inc.
Dated: November 3, 2014	By:/s/Aliaksandr Savelyeu
Aliaksandr Savelyeu, President and Chief Executive Officer and Chief Financial Officer

12 | Page