Form 10-Q
period 2014-12-31
SAND INTERNATIONAL INC
filed 2015-02-24
CIK 1608104

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 23, 2015
Common Stock, $0.001	4,000,000

2 | Page

SAND INTERNATIONAL INC.

Form 10-Q

3 | Page

SAND INTERNATIONAL INC. BALANCE SHEETS
	DECEMBER 31, 2014 UNAUDITED	MARCH 31, 2014 AUDITED
ASSETS
Current Assets
Cash	$ 42	$ 3,472
Total current assets	42	3,472

Total assets	$ 42	$ 3,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	3,124	324
Total liabilities	3,124	324

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Deficit accumulated	(7,082)	(852)
Total stockholder’s equity (deficit)	(3,082)	3,148
Total liabilities and stockholder’s equity (deficit)	$ 42	$ 3,472

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

SAND INTERNATIONAL INC. STATEMENTS OF OPERATIONS UNAUDITED
	THREE MONTHS ENDED DECEMBER 31, 2014	THREE MONTHS ENDED DECEMBER 31, 2013	NINE MONTHS ENDED DECEMBER 31, 2014	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to DECEMBER 31, 2013
Revenues	$ -	$ -	$ 1,350	$ -
Operating Expenses
General and administrative expenses	-	46	7,580	792
Total operating expenses	-	46	7,580	792
Loss before income taxes	-	(46)	(6,230)	(792)
Net loss	$ -	$ (46)	$ (6,230)	$ (792)
Loss per common share – Basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,000,000	4,000,000	4,000,000	2,492,462

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

SAND INTERNATIONAL INC. STATEMENTS OF CASH FLOWS UNAUDITED
	NINE MONTHS ENDED DECEMBER 31, 2014	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to DECEMBER 31, 2013
Operating Activities
Net loss	$ (6,230)	$ (792)
Net cash provided by (used in) operating activities	(6,230)	(792)
Financing Activities
Sale of common stock	-	4,000
Loans from Shareholder	2,800	324
Net cash provided by financing activities	2,800	4,324
Net increase (decrease) in cash and equivalents	(3,430)	3,532
Cash and equivalents at beginning of the period	3,472	-
Cash and equivalents at end of the period	$ 42	$ 3,532

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

SAND INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of SAND INTERNATIONAL INC. (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports, and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form S-1 filed with the SEC.

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

Organization and Description of Business

SAND INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 14, 2013.  Since inception through December 31, 2014 the Company has generated $1,350 in revenue and has accumulated losses of $7,082.

Development Stage Company

In the quarter ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

As of December 31, 2014, the Company had 4,000,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 30, 2013, the Company sold 4,000,000 shares of common stock at a price of $0.001 per share to its director.

The Director loaned money to the Company to pay for incorporation and general and administrative expenses. As of December 31, 2014, the balance is $3,124. This loan is non-interest bearing, due upon demand and unsecured.

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

To date, our business operations have been limited to primarily, the development of a business plan, discussing the offers of electromagnetic fields, shielding and protection services with potential customers, and the signing of the consulting agreement with Yar Centre, a private Ukrainian company.  As of December 31, 2014 the revenue of $1,350 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATIONS

As of December 31, 2014, we had total assets of $42 and total liabilities of $3,124.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Months Period Ended December 31, 2014

Revenue

During the three months period ended December 31, 2014 we had recognized no revenues.

Operating Expenses

During the three month period ended December 31, 2014, we incurred general and administrative expenses of $0. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended December 31, 2014 was $0.

Nine Months Period Ended December 31, 2014

Revenue

During the nine months period ended December 31, 2014 we had recognized revenues of $1,350.

Operating Expenses

During the nine month period ended December 31, 2014, we incurred general and administrative expenses of $7,580. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine months period ended December 31, 2014 was $6,230 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014

As at December 31, 2014 our current assets were $42 compared to $3,472 in current assets at March 31, 2014. As at December 31, 2014, our current liabilities were $3,124 compared to $324 in current liabilities at March 31, 2014.

Stockholders’ equity decreased from $3,148 as of March 31, 2014 to $(3,082) as of December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2014, net cash flows used in operating activities was $6,230. We incurred a net loss of $6,230.

10 | Page

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the nine months period ended December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months period ended December 31, 2014 net cash flows from financing activities was $2,800 received from proceeds from issuance of common stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the quarter ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

11 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

PART II. OTHER INFORMATION

 ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine months periods ended December 31, 2014.

ITEM 3. OTHER INFORMATION

None

ITEM 4. EXHIBITS

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

Sand International Inc.
Dated: February 23, 2015	By:/s/Aliaksandr Savelyeu
Aliaksandr Savelyeu, President and Chief Executive Officer and Chief Financial Officer

12 | Page