Form 10-K
period 2015-03-31
SAND INTERNATIONAL INC
filed 2015-06-12
CIK 1608104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-196342

SAND INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	7380	30-0793847
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

13 Stusa Street, Lvov Region

 Zvirka, Ukraine, 8000

Tel. 011-380-325728055

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [] No [X ]

As of June 11, 2015, the registrant had 4,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 11, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Sand International, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

SAND INTERNATIONAL, INC. (“Sand”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 14, 2013 for the purpose of operating a consulting business in electromagnetic fields, microwave, electrical and ionizing detection, shielding and protection in Ukraine. Our registration statement has been filed with the Securities and Exchange Commission on May 27, 2014 and has been declared effective on September 16, 2014.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended March 31, 2015 was $7,480 compared to a net loss of $852 during the period from Inception (June 14, 2013) to March 31, 2014. During fiscal year ended March 31, 2015, we generated $1,350 in revenue.

During the fiscal year ended March 31, 2015, we incurred expenses of $8,830 compared to $852 incurred during the period from Inception (June 14, 2013) to March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015 our current assets were $42 compared to $3,472 in current assets at March 31, 2014. As of March 31, 2015, our current liabilities were $4,374.

Stockholders’ deficit was $4,332 as of March 31, 2015 compared to Stockholders’ equity of $3,148 as of March 31, 2014.

The weighted average number of shares outstanding was 4,000,000 for the year ended March 31, 2015 compared to 2,961,938 for the period from Inception (June 14, 2013) to March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2015, net cash flows used in operating activities was $7,480. Net cash flows used in operating activities was $852 for the period from inception (June 14, 2013) to March 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended March 31, 2015, net cash flows from financing activities was $4,050 received from proceeds from issuance of common stock and advance from director. For the period from inception (June 14, 2013) to March 31, 2014, net cash flows from financing activities was $4,324 received from proceeds from issuance of common stock and advance from director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sand International, Inc

Zvirka, Ukraine

We have audited the accompanying balance sheets of Sand International, Inc (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established operations to produce sufficient operating cash flows to sustain the company, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 11, 2015

SAND INTERNATIONAL INC. BALANCE SHEETS
	MARCH 31, 2015	MARCH 31, 2014
ASSETS
Current Assets
Cash	$ 42	$ 3,472
Total current assets	42	3,472

Total assets	$ 42	$ 3,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	4,374	324
Total liabilities	4,374	324

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Deficit accumulated	(8,332)	(852)
Total stockholder’s equity (deficit)	(4,332)	3,148
Total liabilities and stockholder’s equity (deficit)	$ 42	$ 3,472

The accompanying notes are an integral part of these financial statements.

SAND INTERNATIONAL INC. STATEMENTS OF OPERATIONS
	YEAR ENDED MARCH 31, 2015	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to MARCH 31, 2014
Revenues	$ 1,350	$ -
Operating Expenses
General and administrative expenses	8,830	852
Total operating expenses	8,830	852
Loss before income taxes	(7,480)	(852)
Net loss	$ (7,480)	$ (852)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,000,000	2,961,938

The accompanying notes are an integral part of these financial statements.

SAND INTERNATIONAL INC. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) TO MARCH 31, 2015
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(852)	(852)
Balance as of March 31, 2014	4,000,000	$ 4,000	$ -	$ (852)	$ 3,148
Net loss	-	-	-	(7,480)	(7,480)
Balance as of March 31, 2015	4,000,000	$ 4,000	$ -	$ (8,332)	$ (4,332)

The accompanying notes are an integral part of these financial statements.

SAND INTERNATIONAL INC. STATEMENTS OF CASH FLOWS
	YEAR ENDED MARCH 31, 2015	FOR THE PERIOD FROM INCEPTION (JUNE 14, 2013) to MARCH 31, 2014
Operating Activities
Net loss	$ (7,480)	$ (852)
Net cash used in operating activities	(7,480)	(852)

Financing Activities
Sale of common stock	-	4,000
Loans from Shareholder	4,050	324
Net cash provided by financing activities	4,050	4,324
Net increase (decrease) in cash and equivalents	(3,430)	3,472
Cash and equivalents at beginning of the period	3,472	-
Cash and equivalents at end of the period	$ 42	$ 3,472

The accompanying notes are an integral part of these financial statements.

SAND INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

SAND INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 14, 2013.  We are operating a consulting business in electromagnetic fields, microwave, electrical and ionizing detection, shielding and protection in Ukraine.  Since inception through March 31, 2015 the Company has generated $1,350 in revenue and has accumulated losses of $8,332.

In the year ended March 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Earnings per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2015 the company had no potential dilutive shares outstanding.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not established operations to produce sufficient operating cash flows to sustain the company, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On August 30, 2013, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

As of March 31, 2015, the Company had 4,000,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 30, 2013, the Company sold 4,000,000 shares of common stock at a price of $0.001 per share to its director.

The Director loaned money to the Company to pay for incorporation and general and administrative expenses. As of March 31, 2015, the balance is $4,374. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 Our Chief Executive Officer and Chief Financial Officer, Aliaksandr Savelyeu , has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Savelyeu concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

● The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
● We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

  We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer, Aliaksandr Savelyeu, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Savelyeu has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. Based on this assessment Mr. Savelyeu has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is not effective based on those criteria due to a lack of segregation of duties.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The director and Officer currently serving our Company is as follows:

Name	Age	Positions and Offices

Aliaksandr Savelyeu (1)	28	President, Treasurer, Director, Secretary

(1) c/o Sand International, Inc., 13 Stusa Street, Lvov Region Zvirka, Ukraine, 8000

The director named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, director is anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Aliaksandr  Savelyeu

Mr. Savelyeu has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on June 14, 2013.  Mr. Savelyeu’s qualifications to serve on our Board of Directors are primarily based on his nearly four years of experience as radiofrequency electromagnetic field specialist, his business experience and qualifications with his present place of employment, his entrepreneurial desire to start Sand International, Inc. as a new business. Mr. Savelyeu has the background and experience to guide us as we develop our business. Therefore the shareholders felt Mr. Savelyeu should serve as a director of the Company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31, 2015 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Aliaksandr Savelyeu (1)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1) Serves as President, Treasurer, sole Director and Officer.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

CHANGE OF CONTROL

As of March 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Owned Beneficially	Percent of Class Owned

Common Stock:	Mr. Aliaksandr Savelyeu President, Treasurer, Director and Secretary (1)	4,000,000	100%

All executive officers and directors as a group (1 person)		4,000,000	100%

 (1) c/o Sand International, Inc.,13 Stusa Street, Lvov Region, Zvirka, Ukraine, 8000.

The percent of class is based on 4,000,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 30, 2013, we offered and sold 4,000,000 shares of common stock to Aliaksandr Savelyeu, our President, Treasurer, sole Director and Secretary at a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

As of March 31, 2015, Aliaksandr Savelyeu, the Company’s President, Treasurer, sole Director and Secretary had advanced $4,374 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2015, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2014 and for the reviews of our financial statements for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAND INTERNATIONAL, INC.
Dated: June 11, 2015	By: /s/ Aliaksandr Savelyeu
Aliaksandr Savelyeu, President and Chief Executive Officer and Chief Financial Officer