Form 10-Q
period 2015-06-30
SAND INTERNATIONAL INC
filed 2015-08-14
CIK 1608104

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2015
Common Stock, $0.001	4,000,000

2 | Page

SAND INTERNATIONAL INC.

Form 10-Q

3 | Page

SAND INTERNATIONAL INC. BALANCE SHEETS
	JUNE 30, 2015 UNAUDITED	MARCH 31, 2015 AUDITED
ASSETS
Current Assets
Cash	$ 42	$ 42
Total current assets	42	42

Total assets	$ 42	$ 42
LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current liabilities
Loans from Shareholders	9,374	4,374
Total liabilities	9,374	4,374

Stockholder’s Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Deficit accumulated	(13,332)	(8,332)
Total stockholder’s deficit	(9,332)	(4,332)
Total liabilities and stockholder’s deficit	$ 42	$ 42

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

SAND INTERNATIONAL INC. STATEMENTS OF OPERATIONS UNAUDITED
	THREE MONTHS ENDED JUNE 30, 2015	THREE MONTHS ENDED JUNE 30, 2014
Revenues	$ -	$ 900
Operating Expenses
General and administrative expenses	5,000	6,085
Total operating expenses	5,000	6,085
Loss before income taxes	(5,000)	(5,185)
Net loss	$ (5,000)	$ (5,185)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

SAND INTERNATIONAL INC. STATEMENTS OF CASH FLOWS UNAUDITED
	THREE MONTHS ENDED JUNE 30, 2015	THREE MONTHS ENDED JUNE 30, 2014
Operating Activities
Net loss	$ (5,000)	$ (5,185)
Net cash provided by (used in) operating activities	(5,000)	(5,185)
Financing Activities
Loans from Shareholder	5,000	2,800
Net cash provided by financing activities	5,000	2,800
Net increase (decrease) in cash and equivalents	-	(2,385)
Cash and equivalents at beginning of the period	42	3,472
Cash and equivalents at end of the period	$ 42	$ 1,087

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

SAND INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

UNAUDITED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

SAND INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 14, 2013.  Since inception through June 30, 2015 the Company has generated $1,350 in revenue and has accumulated losses of $13,332.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 30, 2013, the Company sold 4,000,000 shares of common stock at a price of $0.001 per share to its director.

The Director loaned money to the Company to pay for incorporation and general and administrative expenses. As of June 30, 2015, the balance is $9,374. This loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATIONS

As of June 30, 2015, we had total assets of $42 and total liabilities of $9,374.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Months Period Ended June 30, 2015 and 2014

Revenue

During the three months period ended June 30, 2015 and 2014 we had recognized $0 and $900 in revenues.

Operating Expenses

During the three month periods ended June 30, 2015 and 2014, we incurred general and administrative expenses of $5,000 and $6,085. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended June 30, 2015 and 2014 was $5,000 and $5,185, respectfully.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As at June 30, 2015 our current assets were $42 compared to $42 in current assets at March 31, 2015. As at June 30, 2015, our current liabilities were $9,374 compared to $4,374 in current liabilities at March 31, 2015.

Stockholders’ equity decreased from $(4,332) as of March 31, 2015 to $(9,332) as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2015, net cash flows used in operating activities was $5,000. We incurred a net loss of $5,000.

10 | Page

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the three months period ended June 30, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months period ended June 30, 2015 net cash flows from financing activities was $5,000.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the quarter ended June 30, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

No unregistered shares were sold during the three months periods ended June 30, 2015.

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

Sand International Inc.
Dated: August 14, 2015	By:/s/Aliaksandr Savelyeu
Aliaksandr Savelyeu, President and Chief Executive Officer and Chief Financial Officer

12 | Page